Form 10-K
period 1998-12-31
ASSET SECURITIZATION CORP COMM MOR PASS THR CER 1996-MD VI
filed 1999-04-01
CIK 1026250

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities
 Exchange Act of 1934
For the fiscal year ended December 31, 1998 ($250 fee required)

Commission File Number 33-49370-02

Asset Securitization Corporation
Commercial Mortgage Pass-Through Certificates
Series 1996-MD VI----------------------------------------
Exact Name of registrant as specified in its charter)
Delaware						13-3672337
---------------------						---------------------------------
(State or Other Juris-					(I.R.S. Employer
diction of Incorporation)				Identification Number)

Two World Financial Center, Building B, New York, New York  10281
Address of Principal Executive Office)

Registrant's telephone number, including area code:
(212) 667-9300

Securities registered pursuant to Section 12(b) of the Act:	None

Securities registered pursuant to Section 12(g) of the Act:	None

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

Aggregate market value of voting stock held by non-affiliates of the Registrant as of December 31, 1998.
Not applicable.

Number of shares of common stock outstanding as of December 31, 1998. Not applicable.


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

	This Annual Report on Form 10K relates to the Trust
Fund formed, and the Commercial Mortgage Pass-Through Certificates
 Series 1996-MD VI issued pursuant to a Pooling and Servicing Agreement dated, as of December 1, 1996 (the "Pooling and Servicing Agreement"), by and among Asset Securitization Corporation (the "Company"), as depositor, AMRESCO Management, Inc., as servicer, LaSalle National Bank, as trustee, and ABN
AMRO Bank, N.V., as fiscal agent. The Certificates have been registered pursuant to the Act under a Registration Statement on Form S-3 (No. 33-99502) (the "Registration Statement").

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


PART II


ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
	STOCKHOLDER MATTERS

	There was one registered holder of the Certificate representing an equity interest in the Trust as of December 31, 1998. To the Registrant's knowledge, as of that date, there was no principal market in which the Certificates representing an equity interest in the Trust were traded.


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



PART IV


ITEM 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
	ON FORM 8-K

(a)  1.	Servicer's Annual Statement of compliance for the
(b)  period ended
	12/31/98.

2.  Servicer's Independent Accountant's Report on
3.  Servicer's servicing
	activities.

(b) Current Reports on Form 8-K for the Trust were filed on
(c)  January 16, 1998; February 19, 1998;
March 18, 1998; April 21, 1998; May 27, 1998; June 15,
1998; July 22, 1998; August 21, 1998;
September 22, 1998; October 22, 1998; November 16, 1998;
and December 21, 1998.

(c)  No consent of auditors with respect to the audit reports
(d)  filed herewith are required.


Pursuant to the requirements of Section 13 or 15(d) of the
 Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf of the Registrant by the undersigned thereunto duly authorized.

			AMRESCO MORTGAGE CAPITAL, INC.
			AS GENERAL PARTNER OF AMRESCO
			SERVICES L.P., IN ITS CAPACITY AS
			SERVICER UNDER THE POOLING AND
			SERVICING AGREEMENT ON BEHALF
			OF ASSET SECURITIZATION
			CORPORATION, REGISTRANT



		By:  /s/___________________________________
		Name:	Sean Reilly
		Title:	Vice President


		By:  /s/___________________________________
		Name:	John W. Benson
		Title:	Assistant Secretary and Deputy
				General Counsel


	Date:  March 17, 1999


EXHIBIT INDEX



Exhibit No.		Description

99.1		Servicer's Annual Statement of Compliance.

99.2  Servicer's Independent Accountant's Report on
99.3  Servicer's servicing
		activities.


EXHIBIT 99.1

SERVICER'S ANNUAL STATEMENT OF COMPLIANCE

(See Attached)






March 3, 1999

VIA CERTIFIED MAIL
RETURN RECEIPT REQUESTED

LaSalle National Bank
135 South LaSalle Street
Suite 1740
Chicago, Illinois  60674-4107
Attention:  Asset Backed Securities Trust Services -
Nomura Mega 6

Ladies & Gentlemen:

Reference is made to the Pooling and Servicing Agreement dated as of December 17, 1996, among Asset Securitization Corporation, as Depositor, AMRESCO Management, Inc., ("AMI")
 as Servicer, LaSalle National Bank, as Trustee, and ABN AMRO Bank, N.V., as Fiscal Agent, entered into in connection with Asset Securitization Corporation Commercial Mortgage Pass-Through Certificates, Series 1996-MDVI (the "PSA"). Effective
 August 1, 1997, AMI delegated all of its rights, duties and obligations under the PSA to AMRESCO Services, L.P. ("AMRESCO").

As Senior Vice President of AMRESCO, I have delegated to specified officers ("Officers") the responsibility for reviewing and monitoring the activities of AMRESCO, and of our performance under the PSA.

Accordingly, pursuant to Section 3.14 of the PSA and in accordance with certifications made to me by each of the
 Officers, AMRESCO certifies the following:

(1) A review of the activities of AMRESCO for the period from
(2) January 1, 1998 to December 31, 1998, and of its performance
(3)  under this PSA has been made under the supervision of
(4) the Officers, who have in turn been under my supervision;

(2) To the best of my knowledge and the Officers' knowledge,
(3) based on such review, AMRESCO has fulfilled its
(4) obligations as Servicer in all material respects under
(5) the PSA throughout the period from January 1, 1998 to
(6) December 31, 1998;

(3) AMRESCO did not use any sub-servicers, other than
(4) affiliates of AMRESCO, with respect to its duties under
(5)  this PSA during the period from January 1, 1998 to
(6)  December 31, 1998; and

LaSalle National Bank
March 3, 1999
Page 2


(4) To the best of my knowledge and the Officers' knowledge,
(5)  AMRESCO has not received any notice regarding the
(6)  qualification, or challenging the status, of the Series
(7) 1996-MDVI Upper-Tier REMIC or Lower-Tier REMIC as a
(8) REMIC from the Internal Revenue Service or any other
(9) governmental agency or body.

Please refer to the enclosed independent accountants' report dated February 4, 1999, delivered pursuant to Section 3.15 of the PSA, which discusses the results of their review of our activities under this PSA and which is incorporated herein by reference.

Very truly yours,

/s/

Daniel B. Kirby
Senior Vice President
AMRESCO Services, L.P.

Enclosures

cc:	Asset Securitization Corporation
2 World Financial Center
Building B, 21st Floor
New York, NY  10281-1198
Attention:  Ms. Sheryl McAfee

Fitch Investors Service, L.P.
One State Street Plaza
New York, NY  10004
Attention: CMBS Surveillance

Standard & Poor's Rating Service
26 Broadway, 10th Floor
New York, NY  10004
Attention: CMBS Surveillance

	Moody's Investor Service, Inc.
99 Church Street, 4th Floor
New York, NY  10007
Attention: CMBS Surveillance

LaSalle National Bank
March 3, 1999
Page 3


Enclosures

cc:	Cadwalader, Wickersham & Taft
I. 100 Maiden Lane
New York, NY  10038
Attention:  Anna H. Glick, Esq.



EXHIBIT 99.2

SERVICER'S INDEPENDENT ACCOUNTANT'S
REPORT ON SERVICER'S SERVICING ACTIVITY

(See Attached)







February 4, 1999


Deloitte & Touche LLP
Texas Commerce Tower
220 Ross Avenue
Suite 1600
Dallas, Texas    75201


Dear Sirs:

As of and for the year ended December 31, 1998, AMRESCO Services, L. P., a subsidiary of AMRESCO, INC., has complied in all material respects with the minimum servicing standards set forth in Appendix A. Such standards were established by AMRESCO Services, L. P. based on Mortgage Bankers Association of America's Uniform Single Attestation
 Program for Mortgage Bankers (USAP).

A list of the securitized and bond-related servicing contracts covered by this representation is included in Appendix B.

For the period January 1, 1998 through December 30, 1998,
 AMRESCO Services, L. P. had in effect a fidelity bond in the amount of $23,000,000, errors and omissions liability coverage in the amount of $10,000,000, and mortgage impairment protection in the amount of $23,000,000.
Beginning December 31, 1998, AMRESCO Services, L. P.
increased its coverage, resulting in a fidelity bond in the amount of $43,000,000, and mortgage impairment protection in the amount of $43,000,000. Errors and omissions liability coverage remained at $10,000,000.


/s/________________________________    __February 4, 1999____
Donnie M. Skidmore		Date
President


/s/________________________________	__February 4, 1999___
Daniel B. Kirby		Date
Senior Vice President

Appendix A, Page 1

AMRESCO Services, L. P. Servicing Standards

II. CUSTODIAL BANK ACCOUNTS

1.  Reconciliations shall be prepared on a monthly
2.  basis for all custodial bank accounts and related
3.  bank clearing accounts.  These reconciliations shall:

* be mathematically accurate;

* be prepared within forty-five (45) calendar days after
* the cutoff date;

* be reviewed and approved by someone other than the person
* who prepared the reconciliation; and

* document explanations for reconciling items.  These
*  reconciling items shall be resolved within ninety
* (90) calendar days of their original identification.

2.  Each custodial account shall be maintained
3.  at a federally insured depository institution
4.  in trust for the applicable investor.

3. Escrow funds held in trust for a mortgagor
4.  shall be returned to the mortgagor within
5. thirty (30) calendar days of payoff of the
6.  mortgage loan.

I. II.	MORTGAGE PAYMENTS

1. Scheduled mortgage payments shall be deposited
2. into the custodial bank accounts and related
3.  bank clearing accounts within two business
4.  days of receipt.

2. Scheduled mortgage payments made in accordance
3. with the mortgagor's loan documents shall be
4. posted to the applicable mortgagor records
5.  within two business days of receipt.

3. Scheduled mortgage payments shall be allocated
4. to principal, interest, insurance, taxes or
5. other escrow items in accordance with the
6. mortgagor's loan documents.

4. Mortgage payments identified as loan payoffs
5.  or other nonscheduled payments shall be
6. allocated in accordance with the mortgagor's
7.  loan documents.


III. DISBURSEMENTS

1. Disbursements made via wire transfer on behalf
2. of a mortgagor or investor shall be made only be authorized personnel.

2. Disbursements made on behalf of a mortgagor or
3. investor shall be posted within two business
4.  days to the mortgagor's or investor's records
5.  maintained by the servicing entity.


Appendix A, Page 2

AMRESCO Services, L. P. Servicing Standards

3. Tax and insurance payments shall be made on or before the penalty or insurance policy expiration dates, as indicated on tax bills and insurance premium notices, respectively, provided that such support has been received by the servicing entity at least thirty (30) calendar days prior to these dates.

4. Any late payment penalties paid in conjunction with the payment of any tax bill or insurance premium notice shall be paid from the servicing entity's funds and not charged to the mortgagor, unless the late payment was due to the mortgagor's error or omission.

5. Amounts remitted to investors per the servicer's investor reports shall agree with canceled checks, or other form of payment, or custodial bank statements.

6. Unused checks shall be safeguarded so as to prevent unauthorized access.

IV. INVESTOR ACCOUNTING AND REPORTING

1. The servicing entity's investor reports shall agree with, or reconcile to, investors records on a monthly basis as to the total unpaid principal balance and number of loans serviced by the servicing entity.

V. MORTGAGOR LOAN ACCOUNTING

1. The servicing entity's mortgage loan records shall agree with, or reconcile to, the records of mortgagors with respect to the unpaid principal balance on a monthly basis.

2. Adjustments on ARM loans shall be computed based on the related mortgage note and any ARM rider.

3. Escrow accounts shall be analyzed, in accordance with the mortgagor's loan documents, on an annual basis or as required by the servicing agreement.

4. Interest on escrow accounts shall be paid, or credited, to mortgagors in accordance with the servicing agreements.

VI. DELINQUENCIES

1. Records documenting collection efforts shall be maintained during the period a loan is in default and shall be updated at least monthly. Such records shall describe the entity's activities in monitoring delinquent loans including, for example, phone calls, letters and mortgage payment rescheduling plans.

VII.	INSURANCE POLICIES

1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage r epresented to investors in management's assertion.

Appendix B, Page 1

AMRESCO Services, L. P.

Following is a list of the securitized and bond-related servicing contracts which are covered by the attached USAP representation.

Contract Date	Reference Name
Seller, Depositor or other Primary Party

Aug. 1, 1991		RTC 1991 M-1	Resolution Trust Corporation
Nov. 1, 1991		RTC 1991 M-5	Resolution Trust Corporation

Mar. 1, 1992		RTC 1992 C-2	Resolution Trust Corporation
Apr. 1, 1992		RTC 1992 C-3	Resolution Trust Corporation
Sept. 1, 1992		RTC 1992 C-6	Resolution Trust Corporation
Nov. 1, 1992		RTC 1992 C-8	Resolution Trust Corporation

Jan. 1, 1993		RTC 1993 C-1	Resolution Trust Corporation
Mar. 15, 1993		Investors Savings 1988-A	NationsBank of Virginia, N.A.
Aug. 12, 1993		Ross Park Mall 1993-A	Penn Ross Joint Venture
Sept. 10, 1993		Salomon 1993 C-1	Salomon Brothers Mortgage Securities VII,
Inc.
Oct. 26, 1993		Kidder 1993 C1 (Crown)	Kidder Peabody Acceptance Corporation

I
Nov. 12, 1993		DLJ 1993 MF17	DLJ Mortgage Acceptance Corp.
Dec. 1, 1993		New England 1993-1	New England Mutual Life Insurance Company

Feb. 1, 1994		Forest City 1994-1	Nomura Asset Securities Corporation
Apr. 5, 1994		Freehold Raceway Mall	Freemall Finance, Inc.

June 1, 1995		NationsBanc 1995 M2	NationsBanc Mortgage Capital Corporation
Aug. 15, 1995		Lakewood 1995 C-1
Lakewood Mall Finance Company
Sept. 1, 1995		Oregon 1995-1	Oregon Commercial Mortgage, Inc. 1995-1
Oct. 1, 1995		Nomura 1995 MD IV	Asset Securitization Corporation
July 1, 1995		JP Morgan 1995 C-1	J.P. Morgan Commercial Mortgage Finance
Corp.

Jan. 1, 1996		JP Morgan 1996 C-2	J.P. Morgan Commercial Mortgage Finance
Corp.
June 1, 1996		JP Morgan 1996 C-3	J.P. Morgan Commercial Mortgage Finance
Corp.
Apr. 2, 1996		Nomura 1996 MD V	Nomura Asset Securities Corporation
May 1, 1996		NationsLink 1996-1	NationsLink Funding Corporation
May 29, 1996		Equitable S/A 174	The Equitable Life Assurance Society of the
U.S.
June 28, 1996		Colonial Realty LP	Colonial Realty Limited Partnership
July 1, 1996		Security Capital Atlantic	Security Capital Atlantic
Multifamily, Inc.
Aug. 1, 1996		Crystal Mortgage 1996-1	Crystal Run Property, Inc.
Oct. 1, 1996		SASCO 1996 C-1	Structured Asset Securities Corporation
Oct. 23, 1996		Nomura 1996 D-3	Asset Securitization Corporation
Nov. 25, 1996		Hospitality 1996 C-1	Hospitality Properties Mortgage
Acceptance Corp.
Dec. 17, 1996		Nomura 1996 MD VI	Asset Securitization Corporation
Dec. 17, 1996		Potomac Gurnee Finance	Potomac Gurnee Finance Corp.


Appendix B, Page 2

AMRESCO Services, L. P.

Contract Date		Reference Name	Seller, Depositor or other Primary Party

Feb. 1, 1997		IDB 1993-A	Nomura Securities International, Inc.
Feb. 6, 1997		JP Morgan 1997 C-4	J.P. Morgan Commercial Mortgage Finance
Corp.
Mar. 27, 1997		Nomura 1997 D-4	Asset Securitization Corporation
Apr. 30, 1997		Franklin Park Finance	Franklin Park Finance, Inc.
Apr. 30, 1997		Willowbrook Finance	Willowbrook Finance Corporation
June 30, 1997		MSCI 1997 HF1	Morgan Stanley Capital I, Inc.
June 30, 1997		MSCI 1997 WF1	Morgan Stanley Capital I, Inc.
July 8, 1997		ACMF 1997 C-1	AMRESCO Commercial Mortgage Funding I Corp.
Aug. 14, 1997		GSM 1997-GL I	GS Mortgage Securities Corporation II
Sep. 29, 1997		SASCO 1997 C-1	Structured Asset Securities Corporation
Oct. 24, 1997		Nomura 1997 D-5	Asset Securitization Corporation
Nov. 3, 1997		USC Oakbrook 1997-1	USC Oakbrook, Inc.
Nov. 25, 1997		CSFB 1997-PS1	Credit Suisse First Boston Mortgage Securities
Corp.
Dec. 1, 1997		BSF Participation Trust	BSF III Limited Partnership

I. Feb. 4, 1998	Nomura 1998-ST I		Nomura Depositor Trust ST I
II. Feb. 27, 1998	FNMA 1998-M1		Federal National Mortgage Association
III. Mar. 1, 1998	MSC 1998-WF1			Morgan Stanley Capital I, Inc.
Mar. 1, 1998	FUL 1997-C2	First Union Commercial Mortgage Securities, Inc.
Mar. 1, 1998	Lehman 1998-C1	Structured Asset Securities Corporation
Mar. 27, 1998	MSC 1998-HF1	Morgan Stanley Capital I, Inc.
Mar. 27, 1998	Nomura 1998-D6	Nomura Asset Securities Corporation
Mar. 30, 1998	DMARC 1998-C1	Deutsche Mortgage and Asset Receiving Corporation
Apr. 29, 1998	MCF 1998-MC1	Mortgage Capital Funding, Inc.
Apr. 29, 1998	SASCO 1998-C2	Structured Asset Securities Corporation
I. May 15, 1998	GS 1998-GSFL I		GS Mortgage Securities Corporation II
II. Jun. 1, 1998	MSC 1998-WF2			Morgan Stanley Capital I, Inc.
Jun. 1, 1998	MSC 1998-XL1	Morgan Stanley Capital I, Inc.
Jul. 7, 1998	Telcom/Goldman	Telcom Properties, Ltd.
Aug. 27, 1998	MSC 1998-CF1	Morgan Stanley Capital I, Inc.
Sept. 30, 1998	CAPCO 1998-D7	CAPCO America Securitization Corp.
Oct. 27, 1998	CSFB 1998-PS2	Credit Suisse First Boston Mortgage Securities
Corp.
Dec. 30, 1998	MCF 1998-MC3	Mortgage Capital Funding, Inc.



INDEPENDENT ACCOUNTANTS' REPORT
To the Board of Directors of AMRESCO Services, L.P.:
We have examined management's assertion about AMRESCO Services, L.P.'s (the
 "Company") (a wholly owned subsidiary of AMRESCO, INC.) compliance with the Company's servicing standards identified in the Appendix as of and for the year ended December 31, 1998, included in the accompanying management assertion. Such standards were established by the Company's management based on the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP"). Management is respons ce with these servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.
Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and accordingly, included examining, on a test basis, evidence about the Company's compliance with the servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicin reements.
In our opinion, management's assertion that AMRESCO Services, L.P. complied with its established servicing standards identified in the Appendix as of and for the year ended December 31, 1998, is fairly stated, in all material respects.
/s/  DELOITTE & TOUCHE LLP
February 4, 1999


AMRESCO SERVICES, L.P. SERVICING STANDARDS
I.	CUSTODIAL BANK ACCOUNTS
1.	Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts.  These reconciliations shall:
* be mathematically accurate;
* be prepared within forty-five (45) calendar days after the cutoff date;
* be reviewed and approved by someone other than the person who prepared the reconciliation; and
* document explanations for reconciling items.  These reconciling items shall be resolved within ninety (90) calendar days of their original identification.
2.	Each custodial account shall be maintained at a federally insured depository institution in trust for the applicable investor.
3.	Escrow funds held in trust for a mortgagor shall be returned to the mortgagor within thirty (30) calendar days of payoff of the mortgage loan.
II.	MORTGAGE PAYMENTS
1.	Scheduled mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two business days of receipt.
2.	Scheduled mortgage payments made in accordance with the mortgagor's loan documents shall be posted to the applicable mortgagor records within two business days of receipt.
3.	Scheduled mortgage payments shall be allocated to principal, interest, insurance, taxes or other escrow items in accordance with the mortgagor's loan documents.
4.	Mortgage payments identified as loan payoffs or other nonscheduled payments shall be allocated in accordance with the mortgagor's loan documents.
III.	DISBURSEMENTS
1.	Disbursements made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel.
2.	Disbursements made on behalf of a mortgagor or investor shall be posted within two business days to the mortgagor's or investor's records maintained by the servicing entity.

3.	Tax and insurance payments shall be made on or before the penalty or insurance policy expiration dates, as indicated on tax bills and insurance premium notices, respectively, provided that such support has been received by the servicing entity at least thirty (30) calendar days prior to these dates.
4.	Any late payment penalties paid in conjunction with the payment of any tax bill or insurance premium notice shall be paid from the servicing entity's funds and not charged to the mortgagor, unless the late payment was due to the mortgagor's error or omission.
5.	Amounts remitted to investors per the servicer's investor reports shall agree with canceled checks, or other form of payment, or custodial bank statements.
6.	Unused checks shall be safeguarded so as to prevent unauthorized access.
IV.	INVESTOR ACCOUNTING AND REPORTING
1.	The servicing entity's investor reports shall agree with, or reconcile to, investors' records on a monthly basis as to the total unpaid principal balance and number of loans serviced by the servicing entity.
V.	MORTGAGOR LOAN ACCOUNTING
1.	The servicing entity's mortgage loan records shall agree with, or reconcile to, the records of mortgagors with respect to the unpaid principal balance on a monthly basis.
2.	Adjustments on ARM loans shall be computed based on the related mortgage note and any ARM rider.
3.	Escrow accounts shall be analyzed, in accordance with the mortgagor's loan documents, on an annual basis or as required by the servicing agreement.
4.	Interest on escrow accounts shall be paid, or credited, to mortgagors in accordance with the servicing agreements.
VI.	DELINQUENCIES
1.	Records documenting collection efforts shall be maintained during the period a loan is in default and shall be updated at least monthly.  Such records shall describe the entity's activities in monitoring delinquent loans including, for example, phone calls, letters and mortgage payment rescheduling plans.
VII.	INSURANCE POLICIES
1.	A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in management's assertion.



G:\LEGAL\SEC\LaSalle ACMFI 10-K Package.doc

\\ATLMSTR\SYS1\DEPTS\LEGAL\SEC\NOMURA MD VI SEC 10-K 1998.doc
Rev.  03/15/99